Form 10-K/A
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2013-07-02
CIK 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None
EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Amendment No. 1”), which we filed with the Securities and Exchange Commission (“the SEC”) on June 27, 2013 (the “Original Filing”) and is being filed for the purposes of amending and restating Exhibit 34.1 (Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)).

We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

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

Date:                      July 2, 2013

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