Form 10-K
period 2014-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2014-06-27
CIK 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

                            By: /s/ Mark Kaczynski__________________
                            Mark Kaczynski
                            President and Chief Executive Officer
                            (senior officer in charge of the servicing function)

Date:     June 27, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Restated Certificate of Incorporation of NWRC II (incorporated by reference to Exhibit 3.1 of Form 10-K, dated June 27, 2013, and filed with the SEC on June 27, 2013, File No. 333-105666-01)
3.2	Bylaws of NWRC II (incorporated by reference to Exhibit 3.2 of Form 10-K, dated June 27, 2013, and filed with the SEC on June 27, 2013, File No. 333-105666-01)
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