Form 10-K
period 2015-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2015-06-26
CIK 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-105666-01
(Commission file number of Issuing Entity)

NISSAN MASTER OWNER TRUST RECEIVABLES
(Exact name of issuing entity specified in its charter)

333-105666
(Commission file number of Depositor)

NISSAN WHOLESALE RECEIVABLES CORPORATION II
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

Item 1B.                 Unresolved Staff Comments.

Nothing to report.

Item 4.                   Mine Safety Disclosures.

Nothing to report.

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

Not applicable.

Items 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Not applicable.

Items 1115(b) of Regulation AB.  Certain Derivatives Instruments.

Not applicable.

Item 1117 of Regulation AB.  Legal Proceedings.

The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following two paragraphs for purposes of compliance with Regulation AB.

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts.  The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008.  According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint.  The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs.  The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default.  Relief sought includes money damages in an unspecified amount and equitable relief.  In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York.  The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts.  In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted.  Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts.  However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with applicable Servicing Criteria.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

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

NISSAN MASTER OWNER TRUST RECEIVABLES

By:	Nissan Motor Acceptance Corporation
as servicer

By:	/s/ Mark Kaczynski
Mark Kaczynski
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date:    June 26, 2015

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
4.1
Series 2012-A Indenture Supplement, dated as of May 23, 2012, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 24, 2012, File No. 333-105666-01)

4.3
Series 2013-A Indenture Supplement, dated as of February 28, 2013, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2013, File No. 333-105666-01)

4.4
Series 2015-A Indenture Supplement, dated as of January 30, 2015, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 30, 2015, File No. 333-105666-01)

10.1
Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among Nissan Master Owner Trust Receivables, NMAC, as Servicer, NWRC II, as Transferor and the Owner Trustee (incorporated by reference to Registrant’s Form S-3/A, Registration File Number 333-166449, filed on January 24, 2011)

10.2
Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, by and between the Issuing Entity, NMAC, as servicer, NWRC II, the Indenture Trustee and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, File No. 333-105666-01)

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