Form 10-K
period 2017-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2017-06-28
CIK 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer:     ☐                                                                                                       Accelerated Filer:    ☐
Non-Accelerated Filer:     ☒                                                                                                      Smaller reporting company:    ☐
(Do not check if a smaller reporting company)
Emerging growth company:    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No    ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.
Registrant has no common equity outstanding held by non-affiliates.
PART I
The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:
(A)	Item 1. Business.
(B)	Item 1A. Risk Factors.
(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.
Item 1B.                       Unresolved Staff Comment
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

Item 9B.                            Other Information
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
Item 1117 of Regulation AB.  Legal Proceedings.
The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following four paragraphs for purposes of compliance with Regulation AB.
As of June 30, 2016, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 97 issuances of automobile receivables-backed securities with an outstanding aggregate principal balance of approximately $36,343,100,000.
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

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
Item 1123 of Regulation AB.  Servicer Compliance Statement.
The Servicer has provided a statement of compliance for the reporting period, signed by an authorized officer.  The Compliance Statement is attached as an exhibit to this Form 10-K.
Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.

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

Date:          June 28, 2017
S-1

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
4.1
Series 2012-A Indenture Supplement, dated as of May 23, 2012, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 24, 2012, File No. 333-105666-01)

4.3
Series 2013-A Indenture Supplement, dated as of February 28, 2013, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2013, File No. 333-105666-01)

4.4
Series 2015-A Indenture Supplement, dated as of January 30, 2015, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 30, 2015, File No. 333-105666-01)

4.5
Series 2016-A Indenture Supplement, dated as of July 19, 2016, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2016, File No. 333-105666-01)

10.1
Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among Nissan Master Owner Trust Receivables, NMAC, as Servicer, NWRC II, as Transferor and the Owner Trustee (incorporated by reference to Registrant’s Form S-3/A, Registration File Number 333-166449, filed on January 24, 2011)

10.2
Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, by and between the Issuing Entity, NMAC, as servicer, NWRC II, the Indenture Trustee and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, File No. 333-105666-01)

10.3
Asset Representations Review Agreement, dated as of July 19, 2016, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 19, 2016, File No. 333-105666-01)

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