Form 10-K
period 2018-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2018-06-29
CIK 1236424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

333-105666-01

(Commission file number of Issuing Entity)

NISSAN MASTER OWNER TRUST RECEIVABLES

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001236424

333-105666

(Commission file number of Depositor)

NISSAN WHOLESALE RECEIVABLES CORPORATION II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001236416

NISSAN MOTOR ACCEPTANCE CORPORATION

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

DELAWARE	65-1184628
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

		Emerging growth company:	☐

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Restated Certificate of Incorporation of Nissan Wholesale Receivables Corporation II (“NWRC II”) (incorporated by reference to Exhibit 3.1 of Form 10-K, dated June 27, 2013, and filed with the SEC on June 27, 2013, File No. 333-105666-01)

3.2	Bylaws of NWRC II (incorporated by reference to Exhibit 3.2 of Form 10-K, dated June 27, 2013, and filed with the SEC on June 27, 2013, File No. 333-105666-01)

4.1	Series 2016-A Indenture Supplement, dated as of July 19, 2016, by and between the Issuing Entity and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”)(incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2016, File No. 333-105666-01)

4.2	Series 2017-A Indenture Supplement, dated as of May 15, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2017, File No. 333-105666-01)

4.3	Series 2017-B Indenture Supplement, dated as of May 15, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2017, File No. 333-105666-01)

4.4	Series 2017-C Indenture Supplement, dated as of November 13, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 16, 2017, File No. 333-105666-01)

10.1	Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among the Issuing Entity, Nissan Motor Acceptance Corp. (“NMAC”), as servicer, NWRC II, as transferor and Wilmington Trust Company, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 99.2 of Form S-3/A, dated January 24, 2011, and filed by NWRC II, as depositor (the “Depositor”) with the SEC on January 24, 2011, File No. 333-166449)

10.2	Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor and buyer, the Indenture Trustee and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, File No. 333-105666-01)

10.3	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2016-A, dated as of July 19, 2016, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (the “Asset Representation Reviewer”)(incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 19, 2016, File No. 333-105666-01)

10.4	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-A, dated as of May 15, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 16, 2017, File No. 333-105666-01)

10.5	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-B, dated as of May 15, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 16, 2017, File No. 333-105666-01)

10.6	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-C, dated as of November 13, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 13, 2017, File No. 333-105666-01)

10.7	Amendment to Transfer and Servicing Agreement, dated as of April 24, 2017, between NWRC II, NMAC and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 24, 2017, File No. 333-105666-01)

10.8	Second Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of October 25, 2017, among NWRC II, NMAC and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 27, 2017, File No. 333-105666-01)

10.9	First Amendment to Amended and Restated Trust Agreement, dated as of October 25, 2017, between NWRC II and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated October 27, 2017, File No. 333-105666-01)

10.10	Supplement to Amended and Restated Indenture, dated as of March 27, 2018, between Nissan Master Owner Trust Receivables and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated March 29, 2018, File No. 333-105666-01)

10.11	Omnibus Supplement to Indenture Supplements, dated as of June 25, 2018, between NWRC II, as transferor, NMAC, as Servicer, and the Issuing Entity, and consented to by the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated June 26, 2018, File No. 333-105666-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c) Not applicable.

Item 16.	Form 10-K Summary.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

NISSAN MASTER OWNER TRUST RECEIVABLES

By: Nissan Motor Acceptance Corporation, as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer (senior officer in charge of the servicing function)

Date: June 29, 2018