Form 10-K
period 2019-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2019-07-01
CIK 1236424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Restated Certificate of Incorporation of Nissan Wholesale Receivables Corporation II (“NWRC II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

3.2	Bylaws of NWRC II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

4.1	Amended and Restated Indenture, dated as of October 15, 2003, between the Issuing Entity and U.S. Bank National Association (as successor to JPMorgan Chase Bank), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

4.2	Series 2016-A Indenture Supplement, dated as of July 19, 2016, by and between the Issuing Entity and Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2016, and filed with the SEC on July 19, 2016, File Nos. 333-105666 and 333-105666-01)

4.3	Series 2017-B Indenture Supplement, dated as of May 15, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2017, and filed with the SEC on May 16, 2017, File Nos. 333-105666 and 333-105666-01)

4.4	Series 2017-C Indenture Supplement, dated as of November 13, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 16, 2017, and filed with the SEC on November 16, 2017, File Nos. 333-105666 and 333-105666-01)

4.5	Series 2019-A Indenture Supplement, dated as of March 13, 2019, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

10.1	Annex of Definitions, dated as of July 24, 2003, as amended and restated as of October 15, 2003 (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.2	Amended and Restated Transfer and Servicing Agreement, dated as of October 15, 2003, among the Issuing Entity, NWRC II, as transferor, and Nissan Motor Acceptance Corp. (“NMAC”), as servicer (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.3	Amended and Restated Receivables Purchase Agreement, dated as of October 15, 2003, between NMAC, as seller, and NWRC II, as buyer (incorporated by reference to Exhibit 4.5 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.4	Amended and Restated Administration Agreement, dated as of October 15, 2003, among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust Company, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 4.7 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.5	Amended and Restated Trust Agreement, dated as of October 15, 2003, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 4.6 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.6	Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 99.2 of Form S-3/A, dated January 24, 2011, and filed with the SEC on January 24, 2011, File No. 333-166449)

10.7	Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor and buyer, the Owner Trustee and the Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, and filed with the SEC on May 24, 2012, File Nos. 333-105666 and 333-105666-01)

10.8	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2016-A, dated as of July 19, 2016, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (the “Asset Representation Reviewer”)(incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 19, 2016, and filed with the SEC on July 19, 2016, File Nos. 333-105666 and 333-105666-01)

10.9	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-B, dated as of May 15, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 16, 2017, and filed with the SEC on May 16, 2017, File Nos. 333-105666 and 333-105666-01)

10.10	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-C, dated as of November 13, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 16, 2017, and filed with the SEC on November 16, 2017, File Nos. 333-105666 and 333-105666-01)

10.11	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2019-A, dated as of March 13, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

10.12	Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of April 24, 2017, between NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 24, 2017, and filed with the SEC on April 24, 2017, File Nos. 333-105666 and 333-105666-01)

10.13	Second Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of October 25, 2017, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.14	First Amendment to Amended and Restated Trust Agreement, dated as of October 25, 2017, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.15	Supplement to Amended and Restated Indenture, dated as of March 27, 2018, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated March 29, 2018, and filed with the SEC on March 29, 2018, File No. 333-105666-01)

10.16	Omnibus Supplement to Indenture Supplements, dated as of June 25, 2018, between NWRC II, as transferor, NMAC, as servicer, and the Issuing Entity, and consented to by the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated June 26, 2018, and filed with the SEC on June 26, 2018, File No. 333-105666-01)

10.17	Third Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of March 13, 2019, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c)	Not applicable.

Item 16.	Form 10-K Summary.

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

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following six paragraphs for purposes of compliance with Regulation AB.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

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

Date: June 28, 2019