Form 10-K
period 2020-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2020-06-29
CIK 1236424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-210906-01

(Commission file number of Issuing Entity)

NISSAN MASTER OWNER TRUST RECEIVABLES

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001236424

333-210906

(Commission file number of Depositor)

NISSAN WHOLESALE RECEIVABLES CORPORATION II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001236416

NISSAN MOTOR ACCEPTANCE CORPORATION

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

DELAWARE	51-6538952
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Item 9B. Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Restated Certificate of Incorporation of Nissan Wholesale Receivables Corporation II (“NWRC II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

3.2	Bylaws of NWRC II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

4.1	Amended and Restated Indenture, dated as of October 15, 2003, between the Issuing Entity and U.S. Bank National Association (as successor to JPMorgan Chase Bank), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

4.2	Series 2016-A Indenture Supplement, dated as of July 19, 2016, by and between the Issuing Entity and Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2016, and filed with the SEC on July 19, 2016, File Nos. 333-105666 and 333-105666-01)

4.3	Series 2017-B Indenture Supplement, dated as of May 15, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2017, and filed with the SEC on May 16, 2017, File Nos. 333-105666 and 333-105666-01)

4.4	Series 2017-C Indenture Supplement, dated as of November 13, 2017, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 16, 2017, and filed with the SEC on November 16, 2017, File Nos. 333-105666 and 333-105666-01)

4.5	Series 2019-A Indenture Supplement, dated as of March 13, 2019, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

4.6	Supplement No. 1 to Series 2019-A Indenture Supplement, dated as of July 29, 2019, by and between NWRC II, as transferor, Nissan Motor Acceptance Corporation (“NMAC”), as servicer, and the Issuing Entity (incorporated by reference to Exhibit 4.1 of Form 10-D, dated July 31, 2019, and filed with the SEC on July 31, 2019, File Nos. 333-232228 and 333-232228-01)

4.7	Series 2019-B Indenture Supplement, dated as of November 25, 2019, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 26, 2019, and filed with the SEC on November 26, 2019, File Nos. 333-232228 and 333-232228-01)

10.1	Annex of Definitions, dated as of July 24, 2003, as amended and restated as of October 15, 2003 (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.2	Amended and Restated Transfer and Servicing Agreement, dated as of October 15, 2003, among the Issuing Entity, NWRC II, as transferor, and NMAC, as servicer (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.3	Amended and Restated Receivables Purchase Agreement, dated as of October 15, 2003, between NMAC, as seller, and NWRC II, as buyer (incorporated by reference to Exhibit 4.5 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.4	Amended and Restated Administration Agreement, dated as of October 15, 2003, among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust Company, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 4.7 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.5	Amended and Restated Trust Agreement, dated as of October 15, 2003, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 4.6 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.6	Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 99.2 of Form S-3/A, dated January 24, 2011, and filed with the SEC on January 24, 2011, File No. 333-166449)

10.7	Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor and buyer, the Owner Trustee and the Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, and filed with the SEC on May 24, 2012, File Nos. 333-105666 and 333-105666-01)

10.8	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2016-A, dated as of July 19, 2016, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (the “Asset Representation Reviewer”)(incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 19, 2016, and filed with the SEC on July 19, 2016, File Nos. 333-105666 and 333-105666-01)

10.9	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-B, dated as of May 15, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 16, 2017, and filed with the SEC on May 16, 2017, File Nos. 333-105666 and 333-105666-01)

10.10	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2017-C, dated as of November 13, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 16, 2017, and filed with the SEC on November 16, 2017, File Nos. 333-105666 and 333-105666-01)

10.11	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2019-A, dated as of March 13, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

10.12	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2019-B, dated as of November 25, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 26, 2019, and filed with the SEC on November 26, 2019, File Nos. 333-232228 and 333-232228-01)

10.13	Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of April 24, 2017, between NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 24, 2017, and filed with the SEC on April 24, 2017, File Nos. 333-105666 and 333-105666-01)

10.14	Second Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of October 25, 2017, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.15	First Amendment to Amended and Restated Trust Agreement, dated as of October 25, 2017, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.16	Supplement to Amended and Restated Indenture, dated as of March 27, 2018, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated March 29, 2018, and filed with the SEC on March 29, 2018, File No. 333-105666-01)

10.17	Omnibus Supplement to Indenture Supplements, dated as of June 25, 2018, between NWRC II, as transferor, NMAC, as servicer, and the Issuing Entity, and consented to by the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated June 26, 2018, and filed with the SEC on June 26, 2018, File No. 333-105666-01)

10.18	Third Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of March 13, 2019, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c)	Not applicable.

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

Nothing to report.

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

Date: June 29, 2020

S-1