Form 10-K
period 2021-03-31
NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2021-06-29
CIK 1236424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-210906-01

(Commission file number of Issuing Entity)

NISSAN MASTER OWNER TRUST RECEIVABLES

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001236424

333-210906

(Commission file number of Depositor)

NISSAN WHOLESALE RECEIVABLES COMPANY II LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001236416

NISSAN MOTOR ACCEPTANCE COMPANY LLC

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Restated Certificate of Incorporation of Nissan Wholesale Receivables Corporation II (“NWRC II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

3.2	Bylaws of NWRC II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated June 20, 2019, and filed with the SEC on June 20, 2019, File No. 333-232228)

4.1	Amended and Restated Indenture, dated as of October 15, 2003, between the Issuing Entity and U.S. Bank National Association (as successor to JPMorgan Chase Bank), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

4.2	Series 2019-A Indenture Supplement, dated as of March 13, 2019, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

4.3	Supplement No. 1 to Series 2019-A Indenture Supplement, dated as of July 29, 2019, by and between NWRC II, as transferor, Nissan Motor Acceptance Corporation (“NMAC”), as servicer, and the Issuing Entity (incorporated by reference to Exhibit 4.1 of Form 10-D, dated July 31, 2019, and filed with the SEC on July 31, 2019, File Nos. 333-232228 and 333-232228-01)

4.4	Series 2019-B Indenture Supplement, dated as of November 25, 2019, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 26, 2019, and filed with the SEC on November 26, 2019, File Nos. 333-232228 and 333-232228-01)

10.1	Annex of Definitions, dated as of July 24, 2003, as amended and restated as of October 15, 2003 (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.2	Amended and Restated Transfer and Servicing Agreement, dated as of October 15, 2003, among the Issuing Entity, NWRC II, as transferor, and NMAC, as servicer (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.3	Amended and Restated Receivables Purchase Agreement, dated as of October 15, 2003, between NMAC, as seller, and NWRC II, as buyer (incorporated by reference to Exhibit 4.5 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.4	Amended and Restated Administration Agreement, dated as of October 15, 2003, among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust Company, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 4.7 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.5	Amended and Restated Trust Agreement, dated as of October 15, 2003, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 4.6 of Form 8-K, dated October 28, 2003, and filed with the SEC on October 28, 2003, File Nos. 333-105666 and 333-105666-01)

10.6	Agreement of Modifications to Transaction Documents, dated as of February 12, 2010, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 99.2 of Form S-3/A, dated January 24, 2011, and filed with the SEC on January 24, 2011, File No. 333-166449)

10.7	Second Agreement of Modification of Transaction Documents, dated as of May 23, 2012, among the Issuing Entity, NMAC, as servicer, NWRC II, as transferor and buyer, the Owner Trustee and the Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 24, 2012, and filed with the SEC on May 24, 2012, File Nos. 333-105666 and 333-105666-01)

10.8	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2019-A, dated as of March 13, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

10.9	Asset Representations Review Agreement with respect to Nissan Master Owner Trust Receivables, Series 2019-B, dated as of November 25, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 26, 2019, and filed with the SEC on November 26, 2019, File Nos. 333-232228 and 333-232228-01)

10.10	Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of April 24, 2017, between NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 24, 2017, and filed with the SEC on April 24, 2017, File Nos. 333-105666 and 333-105666-01)

10.11	Second Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of October 25, 2017, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.12	First Amendment to Amended and Restated Trust Agreement, dated as of October 25, 2017, between NWRC II, as transferor, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated October 27, 2017, and filed with the SEC on October 27, 2017, File Nos. 333-105666 and 333-105666-01)

10.13	Supplement to Amended and Restated Indenture, dated as of March 27, 2018, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated March 29, 2018, and filed with the SEC on March 29, 2018, File No. 333-105666-01)

10.14	Omnibus Supplement to Indenture Supplements, dated as of June 25, 2018, between NWRC II, as transferor, NMAC, as servicer, and the Issuing Entity, and consented to by the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated June 26, 2018, and filed with the SEC on June 26, 2018, File No. 333-105666-01)

10.15	Third Amendment to Amended and Restated Transfer and Servicing Agreement, dated as of March 13, 2019, among NWRC II, as transferor, NMAC, as servicer, and the Owner Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated March 19, 2019, and filed with the SEC on March 19, 2019, File Nos. 333-105666 and 333-105666-01)

10.16	Omnibus Supplement to Indenture Supplements, dated as of April 21, 2020, among NWRC II, as transferor, NMAC, as servicer, and NMOTR, as issuer (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 27, 2020, and filed with the SEC on April 27, 2020, File Nos. 333-232228 and 333-232228-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE

WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b)	of Regulation AB. Significant Obligors of Pool Assets.

Nothing to report.

Items 1114(b)(2)	of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Nothing to report.

Items 1115(b)	of Regulation AB. Certain Derivatives Instruments.

Nothing to report.

Item 1117	of Regulation AB. Legal Proceedings.

Nothing to report.

Item 1119	of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122	of Regulation AB. Compliance with applicable Servicing Criteria.

Nissan Motor Acceptance Company LLC (the “Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing

Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K. None of the Assessment Reports or the related Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the Servicing Parties.

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

NISSAN MASTER OWNER TRUST RECEIVABLES

By:	Nissan Motor Acceptance Company LLC,
as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date: June 29, 2021

S-1